Form 10-Q
period 1996-03-31
VK AC HOLDINGS INC
filed 1996-05-15
CIK 895127

[FACING PAGE]

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the quarterly period ended March 31, 1996

Commission File Number:   33-56334

     VK/AC Holding, Inc.
            (Exact name of registrant as specified in its charter)

      Delaware                                          36-3852549
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

     c/o Van Kampen American Capital, Inc.
     One Parkview Plaza
     Oakbrook Terrace, Illinois
     Attn: Ronald A. Nyberg, Esq.                        60181
     (Address of principal executive offices)           (Zip Code)

     (708) 684-6000
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     X  Yes        No

     As of March 31, 1996 there were 2,316,937 shares of the registrant's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and 117,817 shares of the registrant's Class B Common Stock, par value $.01 per share ("Class B Common Stock"), outstanding. There is no established public trading market for any class of the registrant's common equity securities.

                                                  [PAGE 1]


                             VK/AC Holding, Inc.
                                   Form 10-Q
                     For The Quarter Ended March 31, 1996

                                     Index





                                                                     Page

Part I: Financial Information.......................................... 2

 Item 1: Financial Statements
         Consolidated Balance Sheets at March 31, 1996 (unaudited)
            and December 31, 1995...................................... 2

         Consolidated Statements of Income (unaudited) for the
            Three Months Ended March 31, 1996 and 1995 ................ 3

         Consolidated Statements of Cash Flows (unaudited) for the
            Three Months Ended March 31, 1996 and 1995................. 4

         Notes to Consolidated Financial Statements (unaudited)........ 5

 Item 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................... 7

Part II: Other Information.............................................14

Signatures  ...........................................................15

Exhibits    ...........................................................16


                                                        [PAGE 2]

VK/AC HOLDING, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In 000's except for par value and shares)


                                                                         3/31/96       12/31/95
Assets                                                                   (Unaudited)
Cash and Cash Equivalents                                                 $     1,516  $     7,822
Cash Equivalents Segregated Under Regulation or Collateral Agreement           10,000       10,000
Short-Term Investments - Mutual Funds, at market                               26,566       27,489
Receivables                                                                    62,554       46,481
Trading Inventory, at market                                                   67,049       71,875
Furniture, Equipment, and Leasehold Improvements, net                          24,872       24,836
Deferred Company Funded Distribution Costs, net                               279,090      259,822
Deferred Financing Costs, net                                                  12,509       13,012
Excess of Cost over Fair Value of Net Assets Acquired, net                    539,688      544,247
Other Assets                                                                   22,154       22,270
                                                                          -----------  -----------
     Total Assets                                                         $ 1,045,998  $ 1,027,854
                                                                          ===========  ===========

Liabilities and Stockholders' Equity
Liabilities
Bank Loans                                                                $   337,700  $   331,100
Senior Secured Notes                                                          150,000      150,000
Accounts Payable and Accrued Expenses                                          56,225       85,158
Payable to Trustee                                                             19,010        5,587
Deferred Compensation                                                          24,041       21,957
Deferred Income Taxes                                                          65,834       56,023
                                                                          -----------  -----------
     Total Liabilities                                                        652,810      649,825
                                                                          ===========  ===========

Redeemable Common Stock
At redemption value of $200 per share; 155,673 shares outstanding
  at March 31, 1996 and December 31, 1995                                      31,135       31,135
                                                                          -----------  -----------

Stockholders' Equity
Junior Non-Cumulative Participating Preferred Stock, $200 par value,
  32,500 shares authorized; 32,500 shares issued and outstanding
  at March 31, 1996 and December 31, 1995                                       6,500        6,500
Class A Common Stock, $.01 par value; 3,250,000 shares authorized,
  2,163,792 nonredeemable shares issued, 2,161,264 nonredeemable
  shares outstanding at March 31, 1996 and December 31, 1995                       22           22
Class B Common Stock, $.01 par value, nonvoting, 3,250,000 shares authorized; 117,817 shares issued and outstanding at March 31, 1996
  and December 31, 1995                                                             1            1
Additional Paid-In Capital                                                    299,292      299,292
Retained Earnings                                                              56,743       41,584
                                                                          -----------  -----------
                                                                              362,558      347,399
Less Treasury Stock, Class A Common Stock, at cost; 2,528 shares at
  March 31, 1996 and December 31, 1995                                          (505)        (505)
                                                                          -----------  -----------
     Total Stockholders' Equity                                               362,053      346,894
                                                                          -----------  -----------
     Total Liabilities & Stockholders' Equity                             $ 1,045,998  $ 1,027,854
                                                                          ===========  ===========

See accompanying notes to consolidated financial statements.

                                                   [PAGE 3]

VK/AC HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Income
     (Unaudited)
(In 000's except per share data)

                                                        For The Quarter Ended
                                                                March 31
                                                             1996            1995
                                                      -----------     -----------
Revenues
  Investment Advisory Fees                            $    71,510     $    57,211
  Distribution of Investment Products                       6,895           8,737
  Fiduciary Fees                                            2,323           2,015
  Research Services                                         8,534           7,414
  Other Revenue                                             5,001           1,471
                                                      -----------     -----------
        Total Revenues                                     94,263          76,848
                                                      -----------     -----------

Expenses
  Compensation and Benefits                                26,392          24,493
  Amortization of Deferred Company
     Funded Distribution Costs                             14,625          11,698
  Occupancy                                                 9,159           7,463
  Marketing and Promotion                                   7,592           7,837
  Other Expenses                                           10,773          11,518
  Reimbursements                                          (13,874)        (11,765)
  Interest and Acquisition Expenses:
    Amortization of Excess of Cost over
      Fair Value of Net Assets Acquired                     4,475           4,450
    Interest Expense                                        8,905          10,955
    Amortization of Deferred Financing Costs                  503             503
                                                      -----------      ----------
        Total Expenses                                     68,550          67,152
                                                      -----------      ----------
  Income Before Taxes                                      25,713           9,696
  Income Tax Provision                                     10,554           3,828
                                                      -----------     -----------
  Net Income                                          $    15,159     $     5,868
                                                      ===========     ===========

Earnings per share:
        Primary:
           Net Income Available to Common
             Shareholders                             $      5.92     $      1.66
                                                      ===========     ===========
        Assuming Full Dilution:
           Net Income Available To Common
             Shareholders                             $      5.92     $      1.66
                                                      ===========     ===========
        Weighted Average Common Shares and
           Common Share Equivalents:
              Primary                                       2,560           2,565
              Assuming Full Dilution                        2,560           2,565


                       See accompanying notes to consolidated financial statements.



                                                        [PAGE 4]


VK/AC HOLDING, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
    (Unaudited)
     (In 000's)
                                                                          For The Quarter Ended
                                                                                   March 31
                                                                               1996             1995
                                                                        -----------     ------------
Cash Flows from Operating Activities:
  Net Income                                                            $    15,159      $     5,868
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                            1,647            1,513
      Amortization:
              Deferred Company Funded Distribution Costs                     14,625           11,698
              Excess of Cost over Fair Value of
                    Net Assets Acquired                                       4,475            4,450
              Deferred Financing Costs                                          503              503
      Gain on Sale of Subsidiary                                             (3,422)              --
      Net Change in:
              Short-Term Investments - Mutual Funds                             923           (1,872)
              Receivables                                                   (16,073)          (3,150)
              Trading Inventory                                               4,826           27,801
              Other Assets                                                   (2,955)          (6,142)
              Accounts Payable and Accrued Expenses                         (29,933)         (13,570)
              Payable to Trustee                                             13,423            3,046
              Deferred Compensation                                           2,084             (408)
              Income Taxes Payable                                               --            1,941
              Deferred Income Taxes                                           9,811           (2,645)
                                                                          ----------       ----------
     Total Adjustments                                                          (66)          23,165
                                                                          ----------       ----------
     Net Cash Provided by Operating Activities                               15,093           29,033
                                                                          ----------       ----------
Cash Flows from Investing Activities:
     Proceeds from Sale of Subsidiary                                         7,577               --
     Deferred Company Funded Distribution Costs                             (33,893)         (11,353)
     Net Additions of Fixed Assets                                           (1,683)            (947)
                                                                          ----------       ----------
     Net Cash Used by Investing Activities                                  (27,999)         (12,300)
                                                                          ----------       ----------
Cash Flows from Financing Activities:
     Proceeds from Borrowings, net                                            6,600               --
     Loan Principal Payments                                                     --          (36,300)
     Stock Issuance                                                              --            7,010
     Purchase of Treasury Stock                                                  --           (4,024)
                                                                         ----------        ----------
     Net Cash Provided (Used) by Financing Activities                         6,600          (33,314)
                                                                         ----------        ----------
Net Decrease in Cash and Cash Equivalents                                    (6,306)         (16,581)
Cash and Cash Equivalents:
  Beginning of Period                                                         7,822           26,320
                                                                         ----------        ----------
  End of Period                                                         $     1,516      $     9,739
                                                                         ==========        ==========
  Cash paid for:    Income Taxes                                                449              225
                    Interest                                                 12,856           14,892


See accompanying notes to consolidated financial statements.


                                                   [PAGE 5]
VK/AC HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited) March 31, 1996

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of VK/AC Holding, Inc. ("VK/AC Holding") and its subsidiaries, Van Kampen American Capital, Inc. ("VKAC"), McCarthy, Crisanti & Maffei, Inc. ("MCM"), and Advantage Capital Corporation ("Advantage Capital") (VK/AC Holding together with its subsidiaries, the "Company"). On January 2, 1996, Advantage Capital was sold to SunAmerica Inc. All material intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with respect to quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. VK/AC Holding's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, includes the information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles and should be referred to for further information. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of March 31, 1996 and December 31, 1995, its consolidated results of operations for the three months ended March 31, 1996 and 1995, and its consolidated cash flows for the three months ended March 31, 1996 and 1995.

Primary and fully diluted earnings per share are computed based upon the weighted average number of shares outstanding during the period, including shares of redeemable common stock. Net income available to common stockholders is reduced by the accretion of redeemable common stock to redemption value.

Note 2 - Redeemable Common Stock

The shares of redeemable common stock are reported on the balance sheets at redemption value, which is the estimated fair market value of the stock. The accretion to redemption value has been reflected as a reduction of retained earnings.

Options to purchase shares of Class A Common Stock were granted to certain members of management and other employees of the Company pursuant to a stock option plan, under which 1,762 of such options will vest after 3 years and 150 of such options will vest over a period of time up to five years, 33 1/3% on each of the third, fourth and fifth anniversaries of the option grant date.



                                                 [PAGE 6]
VK/AC HOLDING, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited) March 31, 1996


Stock options transactions consisted of the following.

                                                                                  Number of
                                                                                  Options
                                                                                  -----------
Balance, December 31, 1995                                                            365,832
Granted; exercise price $200                                                            1,912
Cancelled                                                                              (8,509)
                                                                                  -----------
Balance, March 31, 1996                                                               359,235
                                                                                  -----------

As of March 31, 1996, 120,119 options had vested and the Company granted an aggregate of 3,350 deferred stock units to certain employees.

                                                 [PAGE 7]

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     VK/AC Holding, Inc. ("Holding") and Van Kampen American Capital, Inc. ("VKAC"), a wholly-owned subsidiary of Holding, were organized in 1992 to acquire a company then named The Van Kampen Merritt Companies, Inc. ("VKM") and certain of its subsidiaries. Effective February 17, 1993, VKAC acquired VKM and VKM merged with and into VKAC (the "VKM Acquisition").

     On December 20, 1994, Holding and VKAC acquired American Capital Management & Research, Inc. and its subsidiaries (the "AC Acquisition"). American Capital Management & Research, Inc. (together with its subsidiaries, "American Capital") then merged into VKAC.

     Unless the context otherwise requires, the term "Company" as used herein means Holding and its subsidiaries. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes found in "Item 1 - Financial Information" and the Company's Form 10-K for the fiscal year ended December 31, 1995, since they contain important information that may be helpful in evaluating the Company's results of operations and financial condition.

General

      The Company provides a wide variety of investment products and services. The Company sponsors, markets and provides investment advisory and administrative services to open end mutual funds ("Mutual Funds") and closed end funds ("Closed End Funds" and, together with Mutual Funds, the "Funds"). The Company also sponsors and markets unit investment trusts ("UITs") and monitors and values their portfolios; provides investment advisory services to insurance companies, pension funds, municipalities, high net worth individuals and mutual funds sponsored by third parties ("Institutional Accounts"); and provides research services to institutions, primarily through its wholly-owned subsidiary, McCarthy, Crisanti & Maffei, Inc. ("MCM"). The Company also has transfer agency and trust company capabilities through ACCESS Investor Services, Inc. ("ACCESS") and through Van Kampen American Capital Trust Company ("VKAC Trust Company"). While complementary, these business areas are also diverse sources of revenues.

      The Company believes that the AC Acquisition has significantly broadened the Company's product offerings. Prior to the AC Acquisition, 99% of the Company's total assets under management were invested in fixed income securities, while American Capital had approximately 56% of its assets invested in equity securities. As of March 31, 1996, the Company had approximately 70% of its assets under management invested in fixed income securities and approximately 30% of its assets under management invested in equity securities. As a result of such asset class diversification, the Company has realized improved distribution power and has more stable cash flows.

      As of March 31, 1996, the Company had more than two million investor accounts and approximately $57.3 billion of assets under management or supervision and a diverse investment product line with 64 Mutual Funds, 37 Closed End Funds and more than 3,000 UITs sponsored covering domestic, international and emerging markets in equities and fixed income securities.

                                                 [PAGE 8]

      The Company distributes its investment products primarily through a large and diversified network of unaffiliated national and regional broker-dealers, as well as commercial banks and thrifts, insurance companies and their affiliated broker-dealers and financial planners (the "Retail Distribution Firms"). Its relationships include more than 2,400 Retail Distribution Firms having more than 100,000 sales representatives, although a relatively small number of Retail Distribution Firms account for a substantial portion of sales of the Company's products. In addition, the Company has entered into special distribution arrangements with Smith Barney Inc., PFS Investments, Inc. and SunAmerica Inc. In order to enhance its coverage and penetration of the Retail Distribution Firms, the Company has been increasing its sales and marketing resources over the past several years and expects to continue doing so.

      Investment Advisory Fees represent approximately 76% of the Company's current revenues. Investment Advisory Fees, generally based upon a percentage of the assets under management, include revenues for managing the assets of
Funds and Institutional Accounts.   Total assets under management at March 31,
1996 were $45.4 billion, compared to $38.9 billion at March 31, 1995.

      The Company earns significant revenues from the distribution of its investment products, the greatest portion of which is attributable to UITs and the Funds, and from the sale of subscriptions to MCM's electronic information services. The Company is also reimbursed for providing transfer agency services to certain of the Funds through ACCESS, for providing daily pricing and ongoing surveillance services for its UITs and for furnishing accounting, legal, pricing and shareholder services to certain of the Funds.

      Industry sales of bond funds, particularly those that invest in long-term fixed income tax-exempt municipal securities, are impacted by the relationship between long-term and short-term interest rates, the strength of the stock market, and the perception of investors concerning certain proposed tax regulations and the future direction of interest rates. Based on industry sales from 1994 to the present, demand for municipal bond funds has decreased significantly and demand for fixed-income funds in general has slowed. The Company believes this was due primarily to the combination of certain proposed federal income tax proposals which may impact the future tax status of municipal securities, the strength of the stock market, and the general uncertainty of investors over the future direction of interest rates. The Company believes that by significantly broadening its product offerings, it has helped to offset the potential negative impact of declining interest in its fixed income Funds. In addition, the Company continues to devote resources to the development of new types of funds and investment products. However, there can be no assurance that the Company's strategy will be successful or that changing market conditions will not have a negative impact on sales of the Company's investment products.

Results of Operations

     Income before Interest and Acquisition Expenses and Income Taxes ("Operating Earnings") for the first quarter of 1996 was $39.6 million, $14.0 million or 55% higher than Operating Earnings of $25.6 million for the first quarter of 1995. Revenues increased by $17.4 million, while operating expenses grew by $3.4 million.

     Investment Advisory Fees for the first quarter of 1996 increased 25% over the same period of 1995, due primarily to greater assets under management. Distribution of Investment Products declined by 21%, due to lower acquisition profit on UITs and the sale in January 1996 of Advantage Capital Corporation ("Advantage Capital"), the Company's retail broker-dealer subsidiary. Advantage Capital produced approximately $1.7 million of revenue in the first quarter of 1995, and $0.1 million in the first quarter of 1996. The sale of Advantage Capital produced a gain of $3.4 million, which is reflected in the first quarter of 1996's Other Revenue category.

                                                   [PAGE 9]

      Revenue from Investment Advisory Fees

      Investment Advisory Fees were earned from managing the assets of two sources: the Company sponsored and marketed Funds and third party
Institutional Accounts. The following tables list the Investment Advisory Fees and the assets under management by source for the quarters ended March 31, 1996 and 1995, respectively.


                                                   Quarter                 1996
                                                    Ended                Compared
                                                   March 31                 To
Investment Advisory Fees (In Millions)          1996       1995            1995
                                                -------    -------       --------
Funds:
       Open-End:
                  Equity                        $  21.5    $  16.0         34.4%
                  Fixed Income                     21.4       20.1          6.5

       Closed-End:
                  Equity                            0.1        0.1           --
                  Fixed Income                     26.0       18.9         37.6

       Institutional Accounts                       2.5        2.1         19.0
                                                -------    -------
                  Total                         $  71.5    $  57.2         25.0%
                                                =======    =======



                                                   Quarter                 1996
                                                    Ended                Compared
                                                   March 31                 To
Assets Under Management (In Billions)           1996       1995            1995
                                                -------    -------       --------
Funds:
       Open-End:
                  Equity                        $  14.1    $  10.4         35.6%
                  Fixed Income                     13.5       13.5           --

       Closed-End:
                  Equity                            0.1        0.1           --
                  Fixed Income                     11.8        9.3         26.9

       Institutional Accounts                       5.9        5.6          5.4
                                                -------    -------
                  Total                         $  45.4    $  38.9         16.7%
                                                =======    =======


      Investment Advisory Fees earned for managing Company sponsored Funds were $69.0 million for the first quarter of 1996, $13.9 million or 25.2% more
than the $55.1 million earned during the same period in 1995.   This increase
was due primarily to higher levels of Fund assets under management, $39.5 billion at March 31, 1996 compared to $33.3 billion at March 31, 1995, an 18.6% increase. While revenue growth was due primarily to asset growth, the average fee rate also increased due to significant growth in the Van Kampen American Capital Prime Rate Income Trust Fund ("Prime Rate Trust"), which has a higher investment advisory fee rate, and sales of Class B shares, which generate 12b-1 fees to compensate for Company funded distribution costs.

                                                     [PAGE 10]

      Open-End equity Fund assets grew nearly 36% in the 12 months ended March 31, 1996. This was due to $0.6 billion of sales (net of redemptions and exchanges) and market value appreciation of $3.1 billion during that 12-month period. Accordingly, revenue increased by over 34% in the first quarter of 1996 compared to the first quarter of 1995.

      Open-End fixed income Fund assets did not change from March 31, 1995 to 1996. Market value appreciation of $0.6 billion was offset by net redemptions. As discussed above, the Company believes that uncertainty regarding the direction of interest rates, as well as certain federal tax proposals, slowed demand for fixed income investment products including the Company's fixed income Funds. Revenue increased by approximately 6% in the first quarter of 1996 compared to the same period in 1995 due to a greater proportion of B share assets, as discussed above.

      Closed-End Fund assets increased approximately 27% in the 12 months ended March 31, 1996. The Company did not offer any new closed-end funds during this time; all of the sales of closed-end funds were due to the continuous offering of the Prime Rate Trust, which sales were $2.6 billion during this 12-month period. The Prime Rate Trust is not publicly traded but has periodic tender offers when authorized by its Board of Trustees. The Prime Rate Trust is an actively managed portfolio consisting of senior bank debt with assets under management of $4.4 billion at March 31, 1996. This fund differs from many fixed income funds in that its distribution rates are variable, and tend to be attractive to investors during periods of volatile and uncertain interest rates.

      Through May 1995, Institutional Accounts consisted primarily of accounts managed for certain affiliates of Xerox Corporation ("Xerox Life"). However, during the second quarter of 1995, Xerox Corporation completed the sale of Xerox Life to General American Life Insurance Company ("General American"), which resulted in the termination of substantially all of the Xerox Life accounts effective May 31, 1995. Concurrent with such terminations, the Company entered into an investment advisory agreement with OakRe Life Insurance Company ("OakRe"), a subsidiary of Xerox Corporation. At March 31, 1996, assets under management in the OakRe account and remaining Xerox Life accounts were $2.6 billion, compared to $3.5 billion for the Xerox Life Accounts at March 31, 1995. Institutional Account assets under management increased as a result of new accounts and additional sales, as well as market value increases during 1995. Such increase was partially offset by redemptions and terminated accounts. Investment Advisory Fees earned for managing the assets of Institutional Accounts also increased during the first quarter of 1996 compared to the same period in 1995, due primarily to higher average assets under management during the first quarter of 1996 and slightly higher advisory fee rates during this period.

      Revenue from the Distribution of Investment Products

      Revenue from the Distribution of Investment Products decreased $1.8 million or 21% in the first quarter of 1996, compared to the same period in 1995. This was due in part to lower acquisition profit on UITs as market conditions in the first quarter of 1996 were not as favorable compared to 1995. In addition, the Company's Advantage Capital subsidiary was sold in January 1996. This subsidiary produced approximately $1.7 million of revenue in the first quarter of 1995, and $0.1 million in 1996.

      Revenue from Research Services

      Research Services revenue increased to $8.5 million for the first quarter of 1996. This represented growth of $1.1 million over the first quarter of 1995. This increase resulted primarily from the expansion of MCM's electronic services through expanded marketing efforts and an increase in the number of service distributors throughout the United States, Europe and Asia.

      Other Revenue

      Other Revenue increased to $5.0 million for the first quarter of 1996, a $3.5 million increase over the first quarter of 1995. The sale of Advantage Capital in January, 1996 produced a gain of $3.4 million.

                                                  [PAGE 11]

Operating Expenses

      Compensation and Benefits expense increased to $26.4 million in the first quarter of 1996, up $1.9 million or 7.8% from the first quarter of 1995.
 This increase resulted principally from annual salary increases and growth-related personnel additions. The increase was partially offset by the sale of Advantage Capital which accounted for approximately $1.0 million in Compensation and Benefits in the first quarter of 1995 but no expense during 1996. In July 1995, ACCESS (which historically had been the transfer agent for certain of the Company's Mutual Funds) was appointed the transfer agent for all of the Company's Mutual Funds which necessitated the addition of staff and other costs which are reimbursable by such Mutual Funds.

      Amortization of Deferred Company Funded Distribution Costs was $14.6 million for the first quarter of 1996, $2.9 million more than the same quarter of 1995. This expense represents the amortization of commissions paid on the Prime Rate Trust and Class B shares, which utilize the Company funded load structure. All of the Company's Funds have Class B shares. Because amounts deferred in prior years have not been fully amortized, this expense tends to grow each year as amortization of current year additions is added to that of prior years. The principal reason for the increase in the first quarter of 1996 over the same period of 1995 is sales of the Prime Rate Trust, which added $62 million of Deferred Company Funded Distribution Costs in 1995, representing approximately $2.6 million more in amortization expense in the first quarter of 1996 in comparison to the same period in 1995.

      Occupancy expense for the quarter ended March 31, 1996 increased $1.7 million or 23% over the same period in 1995. This was due largely to an increase in data processing costs related to ACCESS becoming transfer agent for all of the Company's Mutual Funds, as described above.

      Other Expenses of $10.8 million was $0.7 million less in the first quarter of 1996 than in the same period of 1995. This was principally the result of lower Fund expenses absorbed by the Company.

      Reimbursements for the quarter ended March 31, 1996 were $2.1 million greater than the corresponding period of 1995. As mentioned above, ACCESS became the transfer agent for all of the Company's Mutual Funds in the third quarter of 1995, resulting in increases in compensation and benefits and occupancy expenses, and correspondingly in reimbursements.

      Interest  Expense

      Interest expense of $8.9 million for the first quarter of 1996 was $2.0 million or 19% less than the first quarter of 1995. As explained further in "Liquidity and Capital Resources" below, the Company reduced its long-term debt by $80 million during 1995 as a result of prepayments made out of internally generated cash flow from operations.

                                                        [PAGE 12]

Liquidity and Capital Resources

   The Company incurred substantial indebtedness in connection with the VKM Acquisition and the AC Acquisition. As of March 31, 1996, the Company had outstanding $440 million of indebtedness (excluding $47.7 million of collateralized borrowings of VKAC Distributors, its broker-dealer subsidiary), $150 million in the form of its 9.75% Senior Secured Notes due 2003 (the "Notes") and $290 million in borrowings pursuant to an Amended and Restated Credit Agreement, dated as of December 20, 1994 (the "Amended Credit Agreement"), among Holding as guarantor, VKAC, the banks party thereto, Chemical Bank as administrative agent, collateral agent and issuing bank, and Chemical Bank and The Chase Manhattan Bank, N.A., as managing agents.
At the time of the AC Acquisition, $360 million of the indebtedness under the Amended Credit Agreement was drawn under a $360 million term loan facility (the "Term Loan Facility") in connection with the financing of the AC Acquisition, and $100 million was drawn under a $100 million revolving credit facility (the"Revolving Credit Facility") to refinance the Company's then outstanding bank debt. The Revolving Credit Facility is available to meet the ongoing working capital and business needs of the Company. As of March 31, 1996, $250 million was outstanding under the Term Loan Facility and $40 million was outstanding under the Revolving Credit Facility. VKAC's obligations under the Amended Credit Agreement and the Notes are secured by all of the issued and outstanding capital stock of its significant subsidiaries, and certain cash and other collateral of VKAC, including certain stock of certain future subsidiaries. VKAC's obligations under the Amended Credit Agreement and the Notes are guaranteed by Holding, which guarantees are secured by a pledge of Holding of all of the outstanding stock of VKAC and certain other collateral of Holding.

   In September 1995, the Company prepaid $35 million under the Term Loan Facility, and in December 1995 it prepaid an additional $35 million. In March 1996 the Company borrowed $40 million under the Revolving Credit Facility and prepaid $40 million of the Term Loan Facility. Pursuant to waiver agreements, the parties to the Amended Credit Agreement agreed to waive the requirement that any prepayments be applied in reverse order of maturity and permitted such prepayments to be applied to fully prepay the 1996 and 1997 principal payments, and to prepay $35 million of the $71.25 million 1998 principal payment. With respect to the remaining $250 million borrowed under the Term Loan Facility, the Company must make principal payments of $36.25 million in 1998 and $71.25 million in each year thereafter through the year 2001. All amounts outstanding under the Revolving Credit Facility will become due upon the final maturity of the Term Loan Facility. The $150 million aggregate principal amount of the Notes matures in 2003 with no prior scheduled mandatory repayments. Interest on outstanding borrowings under the Term Loan Facility and the Revolving Credit Facility is payable, at the Company's option, (i) at a rate per annum equal to the higher of 0.25% plus (a) Chemical Bank's prime rate, (b) the secondary market rate for three-month certificates of deposit from time to time plus 1.0%, or (c) the federal funds rate from time to time plus 0.50%, or (ii) at a reserve-adjusted London interbank offered rate ("LIBOR") for periods of one, two, three, six, nine or twelve months plus an applicable margin per annum. Pursuant to the provisions of the Amended Credit Agreement, the margin applicable to LIBOR was reduced to 1.00% from 1.25% effective April 11, 1996, due to a decrease in the ratio of debt to earnings as defined in the Amended Credit Agreement.
As of March 31, 1996, the interest rate applicable to outstanding borrowings under the Amended Credit Agreement was 6.83%.

   Prepayments of outstanding indebtedness under the Notes and the Amended Credit Agreement may be required in certain circumstances, including the sale by Holding, VKAC or any of its subsidiaries of certain assets, and certain change of control-related events.

   During 1996, VKAC Distributors, VKAC's broker-dealer subsidiary, incurred certain additional short-term bank loans from The Bank of New York, to fund the purchase of securities related to the UIT business for VKAC Distributors' inventories. The $47.7 million outstanding at March 31, 1996 is payable on demand and bears interest at approximately 1/2% over the federal funds rate. This loan is secured by VKAC Distributors' trading inventory.

                                                    [PAGE 13]

     The Amended Credit Agreement and the indenture governing the Notes (The "Indenture") contain various events of default, including in the case of the Amended Credit Agreement certain change of control-related events. The Amended Credit Agreement and the Indenture also contain various affirmative and negative covenants, including restriction on the ability of the Company to incur indebtedness, incur liens and other encumbrances, pay dividends or make other restricted payments, become liable on guarantees and other contingent obligations, enter into agreements with respect to mergers or consolidations, sell or transfer assets, make investments or capital expenditures, make acquisitions, make loans and advances, enter into transactions with affiliates, create subsidiaries or engage in new types of business, and a negative pledge with respect to unencumbered assets. With respect to the Indenture, in the event of a "Change of Control" (as defined in the Indenture), holders of the Notes can require the Company to repurchase their Notes at 101% of the outstanding principal amount.

   In addition, the Amended Credit Agreement contains covenants requiring the maintenance of certain financial ratios (including a minimum interest coverage ratio and a maximum debt to earnings ratio) and net asset value levels, as well as a limitation on capital expenditures. The financial covenant and other restrictions set forth in the Amended Credit Agreement and the Indenture governing the Notes were satisfied during the year ended December 31, 1995 and quarter ended March 31, 1996.

   The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its debt service requirements and working capital needs, including the funding of anticipated levels of future commissions in connection with sales of shares of Closed End Funds, Mutual Funds and UITs. The Company also anticipates that the letters of credit and trading inventory financing facilities provided to the Company by The Bank of New York in connection with the Company's sponsorship of new UITs and the overnight financing of the Company's trading inventory, respectively, will remain available. However, no assurance can be given as to such adequacy of funds or continued availability of such facilities.


   Holding is a holding company formed for the purpose of effecting the VKM Acquisition and has no substantial independent operations. VKAC is a services company which primarily provides administrative services to its operating subsidiaries and virtually all of its revenues are derived from such operating subsidiaries. Payment by VKAC of interest and principal due on the Notes or under the Amended Credit Agreement, and payment of Holding's obligations under its guarantees of VKAC's obligations, are dependent upon cash payments from their subsidiaries. This cash flow is effected through the payment of dividends and intercompany service charges, as required by the Amended Credit Agreement.

   The Company received approximately $7.8 million in cash from the sale of Advantage Capital in January 1996, resulting in a pretax gain of $3.4 million.

     In March 1996, certain members of senior management entered into letter agreements with the Company pursuant to which they will each receive a payment in the event they remain employed by the Company for two years following a "change in control" of the Company (as defined therein) or, if their employment earlier terminates after such a change of control, under certain limited circumstances. The aggregate amount of such payments which may be made pursuant to such letter agreements would be approximately $7.8 million.

    The Company is currently working with Goldman, Sachs & Co. and
Merrill Lynch & Co. with respect to competitive strategies and the future structure of the Company. Among the strategies under discussion are an acquisition of or joint venture with other companies in the financial services industry and a possible private sale of the Company. Separately, Holding's major stockholders are exploring the possibility of a sale of a portion of their Holding common stock through a public offering. It is currently comtemplated that MCM would be distributed to stockholders of Holding in connection with certain of the strategies being considered. At this time, no decision with respect to any alternative strategies has been made.



                                                    [PAGE 14]

                          Part II:  OTHER INFORMATION

Item 1:  Legal Proceedings.  Not applicable.

Item 2:  Changes in Securities.  Not applicable.

Item 3:  Defaults Upon Senior Securities.   Not applicable.

Item 4: Submission of Matters to a Vote of Securities Holders.   Not
         applicable.

Item 5:  Other Information.  Not applicable.

Item 6:  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the first quarter ended March 31, 1996



                                                     [PAGE 15]

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VK/AC HOLDING, INC.



Date:     May 14, 1996               /s/ WILLIAM R. RYBAK

                                        William R. Rybak
                                        Executive Vice President and
                                        Chief Financial Officer

                                        (principal financial officer and
                                         duly authorized officer of
                                         Registrant)





                                                    [PAGE 16]


                              VK/AC HOLDING, INC.

                                 EXHIBIT INDEX

                   (Pursuant to Item 601 of Regulation S-K)


     Exhibit
     Number                                    Description
        1         None
        2         Stock Purchase Agreement between VK/AC Holding, Inc., as Seller, and
                    SunAmerica Inc., as Buyer, dated as of December 21, 1995.
                    (incorporated by reference to Exhibit 2.6 to VK/AC Holding, Inc.'s
                    Form 10-K for the fiscal year ended December 31, 1995, Commission
                    File No. 33-56334).
       3.1        Restated Certificate of Incorporation of CDV Holding, Inc.
                    (incorporated herein by reference to Exhibit 3.1 to the
                    Registration Statement on Form S-1 of CDV Acquisition Corporation
                    and CDV Holding, Inc., Registration No. 33-55676).
       3.2        Bylaws of VK/AC Holding, Inc., as amended. (incorporated by reference to Exhibit 3.2 to VK/AC Holding, Inc.'s Quarterly Report on Form
                    10-Q for the first quarter ended March 31, 1995, Commission File
                    No. 33-56334).
       3.3        Certificate of Amendment, dated as of December 20, 1994, of The Van
                    Kampen Merritt Companies, Inc. (incorporated by reference to
                    Exhibit 3.1 of VK/AC Holding, Inc.'s Report on Form 8-K dated
                    December 20, 1994, filed with the Commission on January 4, 1995,
                    Commission File No. 33-56334).
       3.4        Certificate of Amendment, dated as of January 19, 1995, of Van
                    Kampen/American Capital, Inc. (incorporated by reference to Exhibit
                    3.4 to VK/AC Holding, Inc.'s Form 10-K for the fiscal year ended
                    December 31, 1994, Commission File No. 33-56334).
       3.5        Third Restated Certificate of Incorporation of VKM Holding, Inc.
                    (incorporated by reference to Exhibit 3.2 of VK/AC Holding, Inc.'s
                    Report on Form 8-K dated December 20, 1994, filed with the
                    Commission on January 4, 1995, Commission File No. 33-56334).
       4.1        Third Waiver, dated as of March 14, 1996, to the Amended and Restated
                    Credit Agreement, dated as of December 20, 1995, among Van Kampen
                    American Capital, Inc., VK/AC Holding, Inc., as guarantor, the banks named therein, Chemical Bank as Administrative Agent,
                    Collateral Agent and Issuing Bank and Chemical Bank and The Chase
                    Manhattan Bank, N.A. as Managing Agents.   +

                                                              [PAGE 17]

       4.2        Deferred Stock Agreement between VK/AC Holding, Inc. and Stephen L.
                    Boyd, dated December 29, 1995 (including a schedule of additional
                    Deferred Stock Agreements). (incorporated by reference to Exhibit
                    4.49 to VK/AC Holding, Inc.'s Form 10-K for the fiscal year ended
                    December 31, 1995, Commission File No. 33-56334).
       4.3        Management Stock Option Agreement between VK/AC Holding, Inc. and
                    Stephen L. Boyd, dated December 29, 1995 (including a schedule of additional Management Stock Option Agreements). (incorporated by reference to Exhibit 4.50 to VK/AC Holding, Inc.'s Form 10-K for
                    the fiscal year ended December 31, 1995, Commission File No.
                    33-56334).
       4.4        Acknowledgement, Waiver and Agreement between VK/AC Holding, Inc. and
                    Stephen L. Boyd, dated December 29, 1995 (including a schedule of additional Acknowledgement, Waiver and Agreements). (incorporated by reference to Exhibit 4.51 to VK/AC Holding, Inc.'s Form 10-K for
                    the fiscal year ended December 31, 1995, Commission File No.
                    33-56334).
       4.5        Management Stock Option Agreement between VK/AC Holding, Inc. and
                    Patrick Zacchea, dated March 4, 1996. (incorporated by reference to
                    Exhibit 4.52 to VK/AC Holding, Inc.'s Form 10-K for the fiscal year ended December 31, 1995, Commission File No. 33-56334).
      10.1        Retention Letter Agreement between VK/AC Holding, Inc., Van Kampen
                    American Capital, Inc. and Don G. Powell, dated March 6, 1996.
                    (including a schedule of additional Retention Letter Agreements).
                    (incorporated by reference to Exhibit 10.39 to VK/AC Holding,
                    Inc.'s Form 10-K for the fiscal year ended December 31, 1995,
                    Commission File No. 33-56334).
      10.2        Retention Letter Agreement between VK/AC Holding, Inc., Van Kampen
                    American Capital, Inc. and Douglas B. Gehrman, dated March 6, 1996.
                    (incorporated by reference to Exhibit 10.40 to VK/AC Holding,
                    Inc.'s Form 10-K for the fiscal year ended December 31, 1995,
                    Commission File No. 33-56334).
       11         Statement re computation of per share earnings. +
       27         Financial Data Schedule   +

              + Filed herewith

                                                              [PAGE 18]