Form 10-Q
period 1996-06-30
VK AC HOLDINGS INC
filed 1996-08-14
CIK 895127

[FACING PAGE]

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q


[ X ]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

For the quarterly period ended June 30, 1996

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

     (630) 684-6000
             (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

     X  Yes        No

     As of June 30, 1996 there were 2,317,474 shares of the registrant's Class A Common Stock, par value $.01 per share ("Class A Common Stock"), and 117,817 shares of the registrant's Class B Common Stock, par value $.01 per share ("Class B Common Stock"), outstanding. There is no established public trading market for any class of the registrant's common equity securities.



                             VK/AC Holding, Inc.
                                   Form 10-Q
                     For The Quarter Ended June 30, 1996

                                     Index





                                                                     Page

Part I: Financial Information.......................................... 2

 Item 1: Financial Statements
         Consolidated Balance Sheets at June 30, 1996 (unaudited)
            and December 31, 1995...................................... 2

         Consolidated Statements of Income (unaudited) for the
            Three Months Ended June 30, 1996 and 1995 and for
            the Six Months Ended June 30, 1996 and 1995................ 3

         Consolidated Statements of Cash Flows (unaudited) for the
            Six Months Ended June 30, 1996 and 1995.................... 4

         Notes to Consolidated Financial Statements (unaudited)........ 5

 Item 2: Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................... 8

Part II: Other Information.............................................15

Signatures  ...........................................................16

Exhibits    ...........................................................17







                               VK/AC HOLDING, INC. AND SUBSIDIARIES
                                   Consolidated Balance Sheets
                            (In 000's except for par value and shares)


                                                                              6/30/96     12/31/95
                                                                          -----------  -----------
Assets                                                                    (Unaudited)
- ------
Cash and Cash Equivalents                                                 $     1,183  $     1,585
Cash Equivalents Segregated Under Regulation or Collateral Agreement           10,000       10,000
Short-Term Investments - Mutual Funds, at market                               44,391       40,544
Receivables                                                                    52,969       41,696
Trading Inventory, at market                                                   75,285       71,875
Furniture, Equipment, and Leasehold Improvements, net                          22,452       22,312
Deferred Company Funded Distribution Costs, net                               288,038      259,822
Deferred Financing Costs, net                                                  12,006       13,012
Excess of Cost over Fair Value of Net Assets Acquired, net                    518,210      526,917
Net Assets of Discontinued Operations                                          26,433       25,760
Other Assets                                                                    7,571        8,583
                                                                          -----------  -----------
     Total Assets                                                         $ 1,058,538  $ 1,022,106
                                                                          ===========  ===========

Liabilities and Stockholders' Equity
- ------------------------------------
Liabilities
- -----------
Bank Loans                                                                $   329,100  $   331,100
Senior Secured Notes                                                          150,000      150,000
Accounts Payable and Accrued Expenses                                          57,271       76,988
Payable to Affiliates, net                                                      4,880        2,828
Payable to Trustee                                                             11,551        5,587
Deferred Compensation                                                          24,507       21,957
Deferred Income Taxes                                                          74,088       55,617
                                                                          -----------  -----------
     Total Liabilities                                                        651,397      644,077
                                                                          -----------  -----------

Redeemable Common Stock
- -----------------------
At redemption value of $295 per share at June 30, 1996 and $200 per share at December 31, 1995; 156,210 shares outstanding at June 30, 1996;
  155,673 shares outstanding at December 31, 1995                              46,082       31,135
                                                                          -----------  -----------

Stockholders' Equity
- --------------------
Junior Non-Cumulative Participating Preferred Stock, $200 par value,
  32,500 shares authorized; 32,500 shares issued and outstanding
  at June 30, 1996 and December 31, 1995                                        6,500        6,500
Class A Common Stock, $.01 par value; 3,250,000 shares authorized,
  2,163,255 nonredeemable shares issued, 2,161,264 nonredeemable shares outstanding at June 30, 1996; 2,163,792 nonredeemable shares
  issued, 2,161,264 nonredeemable shares outstanding at December 31, 1995          22           22
Class B Common Stock, $.01 par value, nonvoting, 3,250,000 shares authorized; 117,817 shares issued and outstanding at June 30, 1996
  and December 31, 1995                                                             1            1
Additional Paid-In Capital                                                    299,185      299,292
Retained Earnings                                                              55,749       41,584
                                                                          -----------  -----------
                                                                              361,457      347,399
Less Treasury Stock, Class A Common Stock, at cost; 1,991 shares at
  June 30, 1996; 2,528 shares at December 31, 1995                               (398)        (505)
                                                                          -----------  -----------
     Total Stockholders' Equity                                               361,059      346,894
                                                                          -----------  -----------
     Total Liabilities & Stockholders' Equity                             $ 1,058,538  $ 1,022,106
                                                                          ===========  ===========


               See accompanying notes to consolidated financial statements.




                             VK/AC HOLDING, INC. AND SUBSIDIARIES
                              Consolidated Statements of Income
                                        (Unaudited)
                              (In 000's except per share data)


                                                            Three Months             Six Months
                                                           Ended June 30,          Ended June 30,
                                                     ----------------------- -----------------------
                                                          1996        1995       1996        1995
                                                     ----------- ----------- ----------- -----------
Revenues
- --------
  Investment Advisory Fees                           $    73,756 $    61,169 $   145,266 $   118,380
  Distribution of Investment Products                      8,318       7,862      15,111      15,060
  Fiduciary Fees                                           2,251       2,116       4,574       4,131
  Other Revenue                                            1,772       2,483       3,377       4,084
                                                     ----------- ----------- ----------- -----------
     Total Revenues                                       86,097      73,630     168,328     141,655
                                                     ----------- ----------- ----------- -----------

Expenses
- --------
  Compensation and Benefits                               24,901      23,797      48,753      45,321
  Amortization of Deferred Company Funded
     Distribution Costs                                   15,618      12,223      30,243      23,921
  Occupancy                                                8,136       7,543      16,787      14,435
  Marketing and Promotion                                  8,812       6,742      16,404      14,480
  Other Expenses                                           7,491       8,982      14,116      15,518
  Reimbursements                                         (14,223)    (11,968)    (28,097)    (23,472)
  Interest and Acquisition Expenses:
    Amortization of Excess of Cost over Fair
      Value of Net Assets Acquired                         4,278       4,499       8,558       9,016
    Interest Expense                                       8,521      11,038      17,426      21,993
    Amortization of Deferred Financing Costs                 503         503       1,006       1,006
                                                     ----------- ----------- ----------- -----------
        Total Expenses                                    64,037      63,359     125,196     122,218
                                                     ----------- ----------- ----------- -----------
  Income From Continuing Operations Before Taxes          22,060      10,271      43,132      19,437
  Income Tax Provision                                     8,994       4,000      17,596       7,635
                                                     ----------- ----------- ----------- -----------
  Income From Continuing Operations                       13,066       6,271      25,536      11,802
  Discontinued Operations:
    Income From Discontinued Operations, net of tax          828         311       1,482         648
    Gain on Disposal of Discontinued Operations,
      net of tax of $1,387                                    --          --       2,035          --
                                                     ----------- ----------- ----------- -----------
  Net Income                                         $    13,894 $     6,582 $    29,053 $    12,450
                                                     =========== =========== =========== ===========

Earnings per share:
  Primary:
    Net Income (Loss) From Continuing
      Operations Available to Common
      Shareholders                                   $     (0.70)$      2.48 $      4.08 $      4.01
    Income From Discontinued Operations                     0.32        0.12        0.57        0.26
    Gain on Disposal of Discontinued
      Operations                                              --          --        0.77          --
                                                     ----------- ----------- ----------- -----------
    Net Income (Loss) Available to Common
      Shareholders                                   $     (0.38)$      2.60 $      5.42 $      4.27
                                                     =========== =========== =========== ===========
  Assuming Full Dilution:
    Net Income (Loss) From Continuing
      Operations Available to Common
      Shareholders                                   $     (0.69)      2.48        4.02        4.01
    Income From Discontinued Operations                     0.31       0.12        0.56        0.26
    Gain on Disposal of Discontinued
      Operations                                             --          --        0.77          --
                                                     ----------- ----------- ----------- -----------
    Net Income (Loss) Available to Common
      Shareholders                                   $     (0.38)$     2.60 $      5.35 $      4.27
                                                     =========== =========== =========== ===========
Weighted Average Common Shares and
   Common Share Equivalents: (In 000's)
        Primary                                            2,612      2,536       2,612       2,537
        Assuming Full Dilution                             2,647      2,536       2,648       2,537

             See accompanying notes to consolidated financial statements.



                                    VK/AC HOLDING, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                                                (Unaudited)
                                                (In 000's)
                                                                               Six Months
                                                                             Ended June 30,
                                                                       ---------------------------
                                                                           1996            1995
                                                                       -----------     -----------
Cash Flows from Operating Activities:
  Net Income                                                           $    29,053     $    12,450
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                           3,045           2,909
      Amortization:
              Deferred Company Funded Distribution Costs                    30,243          23,921
              Excess of Cost over Fair Value of Net
                    Assets Acquired                                          8,558           9,016
              Deferred Financing Costs                                       1,006           1,006
      Gain on Sale of Subsidiary                                            (3,422)           --
      Net Change in:
              Short-Term Investments - Mutual Funds                         (3,847)         (7,431)
              Receivables                                                  (11,273)         (3,098)
              Trading Inventory                                             (3,410)         18,366
              Net Assets of Discontinued Operations                           (673)           (397)
              Other Assets                                                  (1,994)         (4,330)
              Accounts Payable and Accrued Expenses                        (20,717)         (6,965)
              Payable to Affiliates, net                                     2,052          (1,129)
              Payable to Trustee                                             5,964          13,412
              Deferred Compensation                                          2,550           3,512
              Deferred Income Taxes                                         18,471             129
                                                                       -----------     -----------
     Total Adjustments                                                      26,553          48,921
                                                                       -----------     -----------
     Net Cash Provided by Operating Activities                              55,606          61,371
                                                                       -----------     -----------
Cash Flows from Investing Activities:
     Proceeds from Sale of Subsidiary                                        7,577            --
     Deferred Company Funded Distribution Costs                            (58,459)        (28,655)
     Net Additions of Fixed Assets                                          (3,185)         (2,966)
                                                                       -----------     -----------
     Net Cash Used by Investing Activities                                 (54,067)        (31,621)
                                                                       -----------     -----------
Cash Flows from Financing Activities:
     Proceeds from Borrowings, net                                          13,000            --
     Loan Principal Payments                                               (15,000)        (48,100)
     Stock Issuance                                                             --           9,036
     Reissuance of Treasury Stock                                               59             430
                                                                       -----------     -----------
     Net Cash Used by Financing Activities                                  (1,941)        (38,634)
                                                                       -----------     -----------
Net Decrease in Cash and Cash Equivalents                                     (402)         (8,884)
Cash and Cash Equivalents:
  Beginning of Period                                                        1,585          21,328
                                                                       -----------     -----------
  End of Period                                                        $     1,183     $    12,444
                                                                       ===========     ===========
Supplementary Disclosure of Cash Flow Information:
  Cash paid for: Income Taxes                                          $       882     $     2,504
                 Interest                                                   18,060          22,454

            See accompanying notes to consolidated financial statements.







                     VK/AC Holding, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996


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

The consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission with respect to quarterly financial statements. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. VK/AC Holding's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission, includes the information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles and should be referred to for further information. The Company believes that the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's consolidated financial position as of June 30, 1996 and December 31, 1995, its consolidated results of operations for the three months ended June 30, 1996 and 1995, and the six months ended June 30, 1996 and 1995, and its consolidated cash flows for the six months ended June 30, 1996 and 1995.

Primary and fully diluted earnings per share are computed based upon the weighted average number of shares outstanding during the period, including shares of redeemable common stock.

Note 2 - Redeemable Common Stock

The shares of redeemable common stock are reported on the balance sheets at redemption value, which, at June 30, 1996, is based upon the estimated per share merger consideration to be paid in connection with the Acquisition as more fully described in Note 3. The accretion to redemption value of $14,887,950 has been reflected as a reduction of retained earnings at June 30, 1996 and as a reduction of net income available to common stockholders for the three months ended June 30, 1996 and for the six months ended June 30, 1996 in determining earnings per share. This accretion reduced primary and fully diluted earnings per share for the three months ended June 30, 1996 by $5.70 and $5.62, respectively, and for the six months ended June 30, 1996 by $5.70 and $5.62, respectively.

Options to purchase shares of Class A Common Stock were granted to certain members of management and other employees of the Company pursuant to a stock option plan, under which such options will vest over a period of time up to five years.





                     VK/AC Holding, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996



Stock options transactions consisted of the following:

                                                                    Number of
                                                                     Options
                                                                 ---------------
Balance, December 31, 1995                                            365,832
Granted; exercise price $200                                            1,912
Exercised                                                                (537)
Cancelled                                                              (8,906)
                                                                 ---------------
Balance, June 30, 1996                                                358,301
                                                                 ===============

<F1>As of June 30, 1996, 121,652 options had vested and the Company granted an aggregate of 3,350 deferred stock units to certain employees.

Note 3 - Agreement and Plan of Merger

On June 24, 1996, VK/AC Holding announced it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Morgan Stanley Group Inc. ("Morgan Stanley"), MSAM Holdings II, Inc. and MSAM Acquisition Inc., pursuant to which MSAM Acquisition Inc. will be merged with and into VK/AC Holding and VK/AC Holding will be the surviving corporation. Following the merger, VK/AC Holding will be a wholly owned subsidiary of Morgan Stanley.

Subject to a number of conditions being met, it is currently anticipated that the consummation of the transactions contemplated by the Merger Agreement (the "Acquisition") will occur by the end of November, 1996. At the closing, MSAM Acquisition Inc. will pay approximately $740 million (based on VKAC's long-term debt outstanding as of July 31, 1996) in cash to the stockholders of VK/AC Holding (excluding certain management stockholders), and to persons owning options to purchase stock of VK/AC Holding, subject to certain purchase price adjustments set forth in the Merger Agreement. To the extent that pre-tax income prior to the closing of the Acquisition permits the repayment of VKAC's long-term debt, the purchase price for the equity interests in VK/AC Holding will be increased by the amount of debt repaid. The purchase price also is subject to certain adjustments based, among other things, on assets under management of the Company at the time of closing. It is contemplated that as part of the Acquisition certain officers and directors of the Company will contribute to MSAM Holdings II, Inc. their existing shares of common stock of VK/AC Holding in exchange for approximately $25 million of shares of preferred stock of MSAM Holdings II, Inc. which, in turn, will be exchangeable into common stock, par value $1.00 per share, of Morgan Stanley at specified times over a four year period. Such shares of preferred stock will represent, in the aggregate, 5% of the combined voting power in MSAM Holdings II, Inc., the remainder of which will be indirectly owned by Morgan Stanley and its affiliates.





                     VK/AC Holding, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996




Note 4 - Discontinued Operations

On January 2, 1996, Advantage Capital, a retail broker-dealer, was sold to SunAmerica, Inc. The Company currently has no intention of re-entering the retail broker-dealer business. By agreement with SunAmerica, Inc., the Federal and state income tax assets and liabilities of Advantage Capital relating to periods prior to its sale were assumed by VKAC.

On June 4, 1996, by resolution of the Board of Directors, the Company formalized its intent to dispose of MCM, a registered investment advisor under the Investment Advisers Act of 1940, through such distribution to stockholders. Accordingly, the consolidated financial statements of the Company have been reclassified to report separately the net assets and operating results of the discontinued operations.

The results of operations for Advantage Capital and MCM for the three months ended June 30, 1996 and 1995 and the six months ended June 30, 1996 and 1995, which are classified separately as discontinued operations in the accompanying consolidated statements of income, are summarized as follows:


                                                          Three Months              Six Months
                                                         Ended June 30            Ended June 30
                                                      1996           1995          1996            1995
                                                  ------------  -------------  ------------   -------------
Revenues                                        $      9,058   $     9,946    $    17,821   $     19,129
                                                  ============ ============== ============= ===============

Income Before Income Taxes                      $      1,593   $       511    $     2,812   $      1,041
Income Taxes                                    $        765   $       200    $     1,330   $        393
                                                  ------------  -------------  ------------   -------------
Net Income                                      $        828   $       311    $     1,482   $        648
                                                  ============ ============== ============= ===============


Net assets of discontinued operations consist principally of accounts receivable and excess of cost over fair value of net assets acquired.







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

The Company sold Advantage Capital Corporation ("ACC"), its retail broker-dealer subsidiary, acquired as a result of the AC Acquisition, for $7.6 million in January 1996.

On June 24, 1996, Holding announced it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Morgan Stanley Group Inc. ("Morgan Stanley"), MSAM Holdings II, Inc. and MSAM Acquisition Inc., pursuant to which MSAM Acquisition Inc. will be merged with and into Holding and Holding will be the surviving corporation. Following the merger, Holding will be a wholly owned subsidiary of Morgan Stanley. Subject to a number of conditions being met, it is currently anticipated that the consummation of the transactions contemplated by the Merger Agreement (the "Acquisition") will occur by the end of November 1996. At the closing, MSAM Acquisition Inc. will pay approximately $740 million (based on VKAC's long-term debt outstanding as of July 31, 1996) in cash to the stockholders of Holding (excluding certain management stockholders), and to persons owning options to purchase stock of Holding, subject to certain purchase price adjustments set forth in the Merger Agreement. To the extent that pre-tax income prior to the closing of the Acquisition permits the repayment of VKAC's long term debt, the purchase price for the equity interests in Holding will be increased by the amount of debt repaid. The purchase price also is subject to certain adjustments based, among other things, on assets under management of the Company at the time of closing. It is contemplated that as part of the Acquisition certain officers and directors of the Company will contribute to MSAM Holdings II, Inc., their existing shares of common stock of Holding in exchange for approximately $25 million of shares of preferred stock of MSAM Holdings II, Inc., which, in turn, will be exchangeable into common stock, par value $1.00 per share, of Morgan Stanley at specified times over a four year period. Such shares of preferred stock will represent, in the aggregate, 5% of the combined voting power in MSAM Holdings II, Inc., the remainder of which will be indirectly owned by Morgan Stanley and its affiliates.

Holding will engage in certain preparatory transactions prior to the Acquisition, including the distribution to current stockholders of Holding of
(i) all of Holding's investment in McCarthy, Crisanti & Maffei, Inc. ("MCM"), a wholly owned subsidiary engaged in the business of distributing research and financial information, (ii) all of Holding's investment in Hansberger Global Investors, Inc., a company in which VK/AC Holding made a minority investment in May 1996, and (iii) certain related cash amounts.

Unless the context otherwise requires, the term "Company" as used herein means Holding and its subsidiaries. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes found in "Item 1 - Financial Information" and the Company's Form 10-K for the fiscal year ended December 31, 1995, since they contain important information that may be helpful in evaluating the Company's results of operations and financial condition. MCM's and ACC's financial condition and results of operations are shown as discontinued operations in the Financial Information.



Overview

The Company markets and provides investment advisory and administrative services to open end and closed end funds ("Funds"), unit investment trusts ("UITs") and institutional clients ("Institutional Accounts") which consist of insurance companies, pension funds, municipalities, high net worth individuals and mutual funds sponsored by third parties. As of June 30, 1996, the Company had more than $57 billion of assets under management and/or supervision, including $35.5 billion in over 100 open end and closed end Funds, $4.9 billion in the Van Kampen American Capital Prime Rate Income Trust ("Prime Rate Trust"), $5.6 billion in assets managed on behalf of Institutional Accounts and $11.6 billion in UITs. The Company's total assets under management rose from $41 billion at June 30, 1995 to $46 billion at June 30, 1996 as a result of increased market values of equity and fixed income securities during this period and increased sales of Fund shares, particularly Class B shares of certain open end Funds and the Prime Rate
Trust.

The Company also has transfer agency and trust company capabilities through ACCESS Investor Services, Inc. ("ACCESS") and through Van Kampen American Capital Trust Company.

The investment management industry has exhibited rapid growth in recent years, driven by a combination of favorable stock and bond market performance and demographic trends. Industry sales of equity funds are affected by stock market performance and, to a lesser extent, interest rates. A strong stock market stimulates investment in equity funds; low interest rates also favor equity investments because of the diminished attractiveness of fixed income investment alternatives. Industry sales of bond funds, particularly those that invest in long-term fixed income tax-exempt municipal securities, are affected by the relationship between long-term and short-term interest rates, the strength of the stock market and the perception of investors concerning certain proposed tax regulations and the future direction of interest rates. Based on industry sales from 1994 to the present, demand for municipal bond funds has decreased significantly and demand for fixed income funds in general has slowed. The Company attributes this decline primarily to the combination of certain proposed changes in federal income tax regulations which may impact the future tax status of municipal securities, the strength of the stock market and the general uncertainty of investors over the future direction of interest rates. The Company believes that by significantly broadening its product offerings through the AC Acquisition (more than one-third of the Company's Fund assets under management as of June 30, 1996 were in equity Funds), it has helped to offset the potential negative impact of declining interest in its fixed income Funds.

The Company's investment advisory fee revenues, which accounted for 84% of the Company's total revenues in 1995 and 86% of its total revenues for the quarter ended June 30, 1996, consist primarily of (i) fees for managing the assets of the Funds (including ten open end Funds distributed by PFS Investments, Inc. and advised by the Company (the "Common Sense Funds")), and the Institutional Accounts, (ii) "12b-1 fees" which arise from the reimbursement of certain distribution expenses, including reimbursement of commissions paid to unaffiliated retail distribution firms for selling Class B and Class C shares of open end Funds and (iii) administrative fees paid by the closed end Funds and the Prime Rate Trust. The Company's investment advisory fees fluctuate due to changes in the total value of the assets under management and are calculated based on daily, weekly or quarterly average balances, depending on the Fund or Institutional Account. Variations in the level of the assets under management are due to both net sales (gross sales less redemptions of Fund shares) and market value changes. Consequently, significant fluctuations in the prices of securities (e.g., as the result of substantial changes in the equity and fixed income markets resulting from changes in interest rates, inflation rates or other economic factors) or the level of redemptions of open end Funds may affect materially the amount of assets under management and thus the Company's revenue and profitability.

Revenues from the distribution of the Company's investment products are primarily derived from (i) the sales charge, less an applicable concession to dealers, for the sale of UIT units, which is the largest contributor to distribution revenues, (ii) the net profit realized or net loss incurred to the extent that the market price of securities deposited by the Company in a UIT exceeds or is less than the original cost of the securities to the Company, (iii) the net profit realized or net loss incurred to the extent that the public offering price of UIT units increases or decreases before the UIT units are sold, (iv) a portion of the sales charge paid by investors who buy open end Fund Class A shares and (v) certain concessions and fees that the Company receives as U.S. distributor for the Govett Family of Funds.

A significant portion of the Company's operating expenses is attributable to amortization of deferred Company funded distribution costs, which originates primarily from the commissions and sales expense paid by the Company to unaffiliated retail distribution firms for selling Class B and Class C shares of open end Funds, the Prime Rate Trust and most of the closed end Funds. These up-front expenditures are capitalized and amortized to match, through straight line amortization, future investment advisory fee revenues derived from management advisory contracts for these Funds. The amortization periods for these costs vary from four to ten years, depending upon the Fund type. Because amounts capitalized in prior years have not been fully amortized, this expense tends to grow each year as amortization of current year additions to this expense item is added to that of prior years.

The Company provides daily pricing and ongoing credit surveillance services for its UITs and certain of the Funds. The Company also furnishes accounting, legal, pricing, transfer agency and shareholder services to certain of the Funds and UITs. The Company receives payments from such Funds and UITs equal to the cost of providing these services, which payments are reflected as "reimbursements." In July 1995, ACCESS, which had been the transfer agent for only some of the open end Funds, was appointed the transfer agent for all of the open end Funds, which resulted in the addition of personnel and the incurrence of other costs which are reimbursable by the open end
Funds.



Results of Operations

The following tables list the investment advisory fees and assets under management by source for the three month and six month periods ended June 30, 1996 and 1995:


                                           Three Months        1996        Six Months           1996
                                           Ended June 30      Compared    Ended June 30       Compared
Investment Advisory Fees (in millions)    1996      1995      to 1995     1996      1995       to 1995
                                       ---------  ---------  ---------  ---------  ---------  ---------
Funds:
  Open End:
    Equity                               $22.1     $16.7         32%     $ 42.9      $ 31.9       34%
    Fixed Income                          21.9      21.5          2        44.0        42.3        4
  Prime Rate Trust                        12.7       5.7        123        23.6        10.3      129
  Closed End:
    Equity                                 0.1       0.1         --         0.2         0.2       --
    Fixed Income                          14.6      14.7         (1)       29.7        29.1        2
Institutional Accounts                     2.3       2.5         (8)        4.9         4.6        7
                                       ---------  ---------             ---------  ---------
  Total                                  $73.7     $61.2         20%     $145.3      $118.4       23%
                                       =========  =========             =========  =========



                                                               1996
                                              June 30        Compared
Assets Under Management (in billions)    1996      1995       to 1995
                                       ---------  ---------  ---------
Funds:
  Open End:
    Equity                               $14.9     $11.4         31%
    Fixed Income                          13.2      13.8         (4)
  Prime Rate Trust                         4.9       2.4        104
  Closed End:
    Equity                                 0.1       0.1         --
    Fixed Income                           7.3       7.3         --
Institutional Accounts                     5.6       6.0         (7)
                                       ---------  ---------
  Total                                  $46.0     $41.0         12%
                                       =========  =========



Fund assets under management increased by $5.4 billion or 15% from June 30, 1995 to June 30, 1996, primarily as a result of growth in equity open end Fund assets and Prime Rate Trust assets. Equity open end Fund assets grew 31% during the period due to $0.9 billion of net sales and market value appreciation of $2.6 billion. The Prime Rate Trust accounted for sales of $2.6 billion during the period. Fixed income Fund assets decreased by $0.6 billion or 4% from June 30, 1995 to June 30, 1996, as a result of net redemptions.

Institutional Account assets under management decreased by approximately 7% from June 30,1995 to June 30, 1996 as a result of a reduction in the level of accounts managed for certain affiliates of Xerox Corporation, partially offset by new accounts, additional sales to existing accounts and market value increases.

Income from continuing operations before interest and acquisition expenses and income taxes ("Operating Earnings") for the second quarter of 1996 was $35.4 million, an increase of $9.1 million or 34% over the corresponding period of 1995. For the six months ended June 30, 1996 Operating Earnings was $70.1 million, $18.7 million or 36% greater than the same period of 1995.



Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenues increased during the quarter ended June 30, 1996 by $12.5 million or 17% over the same period in 1995, primarily due to an increase in investment advisory fees. Investment advisory fees increased during the second quarter of 1996 by $12.5 million or 20% over the same period in 1995, due primarily to greater assets under management, significant growth in the Prime Rate Trust, which has a higher investment advisory fee rate than the other Funds, and increased sales of Class B shares of open end Funds, which generate 12b-1 fees to compensate for Company funded distribution costs. Advisory fees earned for managing the Common Sense Funds were $6.8 million for the three months ended June 30, 1996, compared to $5.7 million for the three months ended June 30, 1995.

Total expenses excluding interest and acquisition expenses ("Operating Expenses") increased during the second quarter of 1996 by $3.4 million to $50.7 million or 7% over the corresponding period of 1995. Compensation and benefits expense increased during the second quarter of 1996 by $1.1 million or 5% over the same period in 1995. Growth in this expense resulted from annual salary increases and the additional costs of ACCESS personnel to service the additional open end Funds as discussed above. Amortization of deferred Company funded distribution costs increased during the second quarter of 1996 by $3.4 million or 28% over the same period in 1995, due principally to increased sales of shares of the Prime Rate Trust, which resulted in approximately $2.7 more in amortization expense for the quarter. Marketing and promotion expense increased by $2.1 million or 31%, primarily as a result of higher sales of Funds and UITs, which were $2.0 billion in the second quarter of 1996 compared to $1.6 billion in the same period of 1995. Other expenses decreased by $1.5 million or 17%, due to certain nonrecurring expenses in 1995 related to the combination of VKM and American Capital and certain of the Funds. Reimbursements increased during the second quarter of 1996 by $2.3 million over the same period in 1995, primarily due to higher personnel and occupancy costs incurred in 1996 as a result of ACCESS being named transfer agent to all of the open end Funds beginning in July 1995.

Interest and acquisition expenses during the second quarter of 1996 decreased by $2.7 million compared to the same period in 1995, due largely to a decrease in interest expense of $2.5 million or 23%, resulting from lower bank borrowings and lower interest rates. The Company's achievement of certain financial ratios under its secured credit facility resulted in a reduction of its effective interest rate beginning in the first quarter of 1996.

Income from continuing operations before taxes for the three months ended June 30, 1996 increased by $11.8 million over the corresponding period in 1995, due to higher operating income and lower interest and acquisition expenses.



Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenues increased during the first six months of 1996 by $26.7 million or 19% over the same period of 1995, primarily due to an increase in investment advisory fees. Investment advisory fees increased during the first six months of 1996 by $26.9 million or 23% over the same period of 1995, due primarily to greater assets under management, significant growth in the Prime Rate Trust, which has a higher investment advisory fee rate than the other Funds, and increased sales of Class B shares of open end Funds, which generate 12b-1 fees to compensate for Company funded distribution costs. Advisory fees earned for managing the Common Sense Funds were $13.4 million for the six months ended June 30, 1996 as compared to $11.0 million for the six months ended June 30, 1995.

Operating Expenses increased during the first six months of 1996 by $8.0 million to $98.2 million or 9% over the corresponding period in 1995. Compensation and benefits expense increased to $48.8 million for the first six months of 1996, an 8% increase over the prior year period. This was due primarily to annual salary increases and the expansion of ACCESS as described above. Amortization of deferred company funded distribution costs increased during the first six months of 1996 by $6.3 million or 26% over the same period of 1995, due principally to increased sales of the Prime Rate Trust, which resulted in $5.2 million more in amortization expense for the first six months of 1996. Occupancy expense increased during the first six months of 1996 by $2.4 million or 16% over the same period of 1995, due to increased data processing costs related to ACCESS. Marketing and promotion expense increased during the first six months of 1996 by $1.9 million or 13% over the same period of 1995, related to increased sales of Funds and UITs in the first six months of 1996 over those of the 1995 period. Other expenses decreased during the first six months of 1996 by $1.4 million or 9% compared to the same period of 1995, due to combination-related expenses incurred in 1995 as discussed above. Reimbursements increased during the first six months of 1996 by $4.6 million or 20% over the same period of 1995, due primarily to increases in compensation and benefits and occupancy expenses attributable to ACCESS.

Interest and acquisition expenses decreased during the first six months of 1996 by $5.0 million compared to the same period of 1995, due largely to a decrease in interest expense of $4.6 million or 21%, resulting from lower bank borrowings and lower interest rates. The Company's achievement of certain financial ratios under its secured credit facility resulted in a reduction of its effective interest rate for the six months ended June 30, 1996.

Income from continuing operations before taxes for the six months ended June 30, 1996 increased by $23.7 million over the corresponding period of 1995, due to higher operating income and lower interest and acquisition expenses.



Liquidity and Capital Resources

The Company's primary source of liquidity during the first six months of 1996 and 1995 was cash generated from operations, which totaled $76.1 million (including $7.6 million in cash proceeds from the sale of ACC) and $49.3 million, respectively. Cash from operations permitted the Company to prepay $70 million of long-term debt in 1995, fund the Company's working capital needs and finance its capital expenditures, including the funding of deferred Company funded distribution costs. The Company's cash flow from operations during 1996 also funded the payment in the first quarter of 1996 of approximately $20 million in annual employee bonuses earned and accrued during 1995, and the prepayment in the second quarter of 1996 of $15 million of long-term debt.

The Company incurred substantial indebtedness in connection with the VKM Acquisition and the AC Acquisition. As of June 30, 1996, the Company had outstanding $425 million of indebtedness (excluding $54.1 million of collateralized borrowings of Van Kampen American Capital Distributors, Inc. ("VKAC Distributors"), VKAC's broker-dealer subsidiary), consisting of $150 million in the form of the Company's 9.75% Senior Secured Notes due 2003 (the "Notes") and $275 million in borrowings pursuant to the Company's secured credit facility, $250 million of which was outstanding under a term loan facility and $25 million of which was outstanding under a $100 million revolving credit facility. The revolving credit facility is available to meet the ongoing working capital and business needs of the Company.

In 1995, the Company prepaid $70 million under the term loan facility, and in March 1996 it prepaid an additional $40 million under the term loan facility with $40 million of borrowings under the revolving credit facility, of which $10 million was repaid in May 1996 and $5 million was repaid in June 1996. Pursuant to waiver agreements, the parties to the secured credit facility agreed to waive the requirement that the above referenced prepayments be applied in reverse order of maturity and permitted such prepayments to be applied to fully prepay the 1996 and 1997 principal payments, and to prepay $35 million of the $71.25 million 1998 principal payment. With respect to the remaining $250 million borrowed under the term loan facility, the Company is required to make principal payments of $36.25 million in 1998 and $71.25 million in each year thereafter through the year 2001. All amounts outstanding under the revolving credit facility will become due upon the final maturity of the term loan facility. The $150 million aggregate principal amount of the Notes matures in 2003 with no prior scheduled mandatory prepayments. Prepayments of outstanding indebtedness under the Notes and the secured credit facility may be required in certain circumstances, including the sale by Holding, VKAC or any of its subsidiaries of certain assets, and certain change of control-related events.

VKAC's obligations under the secured credit facility and the Notes are secured by all of the issued and outstanding capital of its significant subsidiaries, and certain cash and other collateral of VKAC, including certain stock of certain future subsidiaries. VKAC's obligations under the secured credit facility and the Notes are also guaranteed by the Company, which guarantees are secured by a pledge of the Company of all of the outstanding stock of VKAC and certain other collateral of the Company. The Company's secured credit facility and the indenture governing the Notes (the "Indenture") contain various events of default, various affirmative and negative covenants, including restrictions on the ability of the Company to incur indebtedness, incur liens and other encumbrances, pay dividends or make other restricted payments, become liable on guarantees and other contingent obligations, enter into agreements with respect to mergers or consolidations, sell or transfer assets, make investments or capital expenditures, make acquisitions, make loans and advances, enter into transactions with affiliates, create subsidiaries or engage in new types of business, a negative pledge with respect to unencumbered assets, and, in the case of the secured credit facility, certain net worth, leverage and fixed charge coverage restrictions. Except for the execution of the Merger Agreement, for which the Company has notified the banks party to the secured credit facility, the financial covenants and other restrictions set forth in the secured credit facility and the Indenture governing the Notes were satisfied during the quarter and six months ended June 30, 1996.

In connection with the consummation of the transactions contemplated by the Merger Agreement, the Company will be required to repay its indebtedness under the secured credit facility or obtain a waiver of certain provisions of such credit facility. With respect to the Indenture, the consummation of the transactions contemplated by the Merger Agreement will constitute a "Change of Control" (as defined in the Indenture), which will entitle the holders of the Notes to require the Company to repurchase their Notes at 101% of their outstanding principal amount. At this time, the disposition of the Company's outstanding indebtedness under the secured credit facility upon consummation of the transactions contemplated by the Merger Agreement has not yet been determined.

VKAC Distributors also incurs certain additional short-term bank loans to fund the purchase of securities related to the UIT business for such subsidiary's inventories. The $54.1 million outstanding at June 30, 1996 is payable on demand and bears interest at approximately 1/2% over the federal funds rate. This loan is secured by VKAC Distributors' UIT trading inventory.

The Company believes that cash generated from operations and borrowing resources will be adequate to permit the Company to meet both its current debt service requirements and working capital needs in the foreseeable future, including the funding of anticipated levels of future commissions in connection with sales of shares of closed end Funds, open end Funds and the Prime Rate Trust. The Company also anticipates that the letters of credit and trading inventory financing facilities provided to VKAC Distributors in connection with its sponsorship of new UITs and the overnight financing of its trading inventory, respectively, will remain available. However, no assurance can be given as to the adequacy of such funds or continued availability of such facilities.

The Company is a holding company formed for the purpose of effecting the VKM Acquisition and has no substantial independent operations. VKAC is a services company which primarily provides administrative services to its operating subsidiaries and virtually all of its revenues are derived from such operating subsidiaries. Payment by VKAC of interest and principal due on the Notes or under the Company's secured credit facility and payment of the Company's obligations under its guarantees of VKAC's obligations are dependent upon cash payments from their subsidiaries. This cash flow is effected through the payment of dividends and intercompany service charges, as required by the Company's secured credit facility.



Effect of Hedging Against Market Value Changes in UIT Inventories

The Company's broker-dealer subsidiary, VKAC Distributors, regularly purchases and holds in inventory for its own account securities to be deposited into UITs and holds for sale primary and secondary UIT units. These inventory positions are regularly marked to market, resulting in profit or loss. The market values of securities and UIT units fluctuate. In addition, in connection with a primary UIT offering, if securities are sold or deposited into UITs at a price below VKAC Distributors' cost, VKAC Distributors will incur a loss with respect to such difference. The Company uses United States Treasury and municipal bond index futures contracts, which are types of derivative financial instruments, primarily to hedge against market value changes in its UIT trading inventory. Although it is the Company's policy to protect its inventory through hedging, it does not hedge the entire inventory, nor does hedging provide total protection against market value loss. The Company's hedging activities with respect to its UIT inventories during the periods ended June 30, 1996 and 1995 have not had a material impact on the Company's revenues.



Forward-Looking Statements

This section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding, among other items, (i) cash flow sufficient to fund the Company's debt service requirements and working capital needs and (ii) anticipated trends in the Company's business and the investment management industry. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of, among other things, (i) changes in the investment management industry as a result of economic or regulatory influences, (ii) changes in the competitive marketplace, including new products and pricing changes by the Company's competitors, and (iii) changes resulting from the consummation of the transactions contemplated by the Merger Agreement. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements.





                          Part II:  OTHER INFORMATION

Item 1:  Legal Proceedings.  Not applicable.

Item 2:  Changes in Securities.  Not applicable.

Item 3:  Defaults Upon Senior Securities.   Not applicable.

Item 4: Submission of Matters to a Vote of Securities Holders. A Written Consent of the majority stockholder of Holding was executed on June 21, 1996, relating to approval of the sale of Holding by way of a merger with and into MSAM Acquisition Inc., an indirect wholly owned subsidiary of Morgan Stanley Group Inc., on the terms and subject to the conditions set forth in an Agreement and Plan of Merger, dated as of June 21, 1996, among Holding, Morgan Stanley Group Inc., MSAM Holdings II, Inc. and MSAM Acquisition Inc.

Item 5:  Other Information.  Not applicable.

Item 6:  Exhibits and Reports on Form 8-K.

     (a) Exhibits. The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit Index which follows the signature page and immediately precedes the exhibits filed.

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the second quarter ended June 30, 1996.





                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VK/AC HOLDING, INC.



Date:     August 14, 1996               /s/ WILLIAM R. RYBAK

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

                                        (principal financial officer and
                                         duly authorized officer of
                                         Registrant)





                            VK/AC HOLDING, INC.

                               EXHIBIT INDEX

                  (Pursuant to Item 601 of Regulation S-K)


  Exhibit
  Number                       Description

    1      None

    2.1 Agreement and Plan of Merger, dated as of June 21, 1996,+ among VK/AC Holding, Inc., Morgan Stanley Group Inc.,
           MSAM Holdings II, Inc. and MSAM Acquisition Inc.

    2.2    Stock Purchase Agreement, dated as of May 13, 1996,     +
           between Hansberger Global Investors, Inc., as Seller, and VK/AC Holding, Inc., as Buyer.

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

   10.1 Subordinated Credit Agreement, dated as of May 13, 1996,+ between Hansberger Global Investors, Inc. and VK/AC
           Holding, Inc.

   10.2    Shareholders' Agreement, dated as of May 13, 1996,      +
           between Hansberger Global Investors, Inc. and VK/AC
           Holding, Inc.

   11      Statement re computation of per share earnings.         +

   27      Financial Data Schedule                                 +

- --------------------
+     Filed herewith